Form 10-K
period 1998-09-30
MSI ELECTRONICS INC
filed 1998-12-29
CIK 354807

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1998

                           Commission File No. 0-9877

                              MSI ELECTRONICS Inc.
                              --------------------
             (Exact name of Registrant as specified in its Charter)


          Delaware                                        11-1969354
          --------                                        ----------
(State or other Jurisdiction of              (I.R.S. Employer Identification No.
 Incorporation or Organization)

               3100 47th Avenue, Long Island City, New York 11101
               --------------------------------------------------
             (Address of principal executive offices with Zip Code)


         Registrant's telephone number, including area code 718 937-3330
                                                            ------------
   Title of Each Class               Name of each Exchange on which registered
   -------------------               -----------------------------------------
          None                                          None

                 Securities Registered Section 12 (g) of the Act
                 -----------------------------------------------
               Common Stock, $.03 Par Value Pursuant to Per Share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been the subject to such filling requirements for the past 90 days. Yes [X] No [ ]

Aggregate market value of Common Stock held by non-affiliates of the Registrant at December 20, 1998 (computed by reference to the last reported average closing bid price for the Common Stock as reported through NASDAQ: $415,434.

Number of Shares of Common Stock outstanding at September 30, 1998 957,572 shs.


                       DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement to be filed in connection with the Registrant's 1998 Annual Meeting of Shareholders is incorporated by reference into Items 10, 11, 12 and 13 of Part II of this report, to the extent indicated therein.

                                     Part I
Item 1 - BUSINESS

         MSI Electronics Inc. (the "Registrant") is a Delaware corporation organized on September 29, 1960 under the name Microwave Instruments Inc. On January 18, 1962, Microwave Instruments Inc. was changed to its present name, MSI Electronics Inc. The business of the Registrant is,

a) to manufacture and sell electronic products to test and measure properties of semiconductors;

b) to develop and sell programs for interactive media:

c) to distribute specialized electronic products manufactured by others,   and

d) to develop and manufacture products for medical applications.

Products to Characterize Semiconductors
---------------------------------------

         The instruments to characterize semiconductors are primarily used to measure the properties of wafers for integrated circuits (ICs), transistors, diodes and for other devices. MSI instruments are sold to manufacturers for use in production and to industrial, governmental and university laboratories for research and development purposes. In production, the instruments are used to determine characteristics of semiconductor wafers that could be of use by manufacturers to increase device yields. MSI instruments are also used for research and development (R & D) and to measure known materials to determine factors to improve device performance as well as yields; the semiconductor measurement equipment also finds use in industry to measure newer materials that would lead to devices with expanded capabilities or for devices with attributes for high temperature, higher frequency or other operating criteria beyond those currently available. The semiconductor equipment is sold to universities for R & D, for teaching and for graduate thesis' activities. MSI semiconductor measurement instruments are primarily for R & D in government laboratories. Competition for the Registrant's semiconductor measurements products is principally from Hewlett Packard, Keithley Instruments, Inc., Material Development Corp. and from Solid State Measurements Corp. The sales philosophy of the Registrant is to compete on quality, delivery and innovation, with price a secondary factor.

Programs for Interactive Media
------------------------------

         The Registrant has developed hardware and software products to pursue business opportunities in the Internet, television and telephone media. The interactive products are intended to be supported by advertisers initially and by licensing fees to third parties. Products under development include interactive games and for retail commerce programs for TV and for the Internet. Efforts to market a telephone advertising system, for which the Registrant received a patent in 1994, have not materialized in sales. The Registrant is also promoting the sale of its interactive media products as well as products of others.

Distributor of Specialized Electronic Components
------------------------------------------------

         The bulk of products sold or distributed were manufactured by the Registrant until November 1994 when the Registrant sold that portion of its operation that manufactured semiconductor diodes and other custom assemblies. When the manufacture of semiconductor components was discontinued, the electronic components and allied products sold by the Registrant were purchased from other manufacturers or suppliers. Efforts are continually being made to expand the distributor portion of the Registrant's business by seeking suppliers of electronic components as well as products in other fields.

Products for Medical Applications
---------------------------------

         In line with the efforts expended by the Registrant in its search for products aimed at the consumer marketplace, the Registrant was engaged in the development of products for medical applications. Since the past efforts have not materialized in marketable devices, the Registrant is considering its alternatives, including the continued development of medical devices as well as other products for mass market consumption.

Sales of Product Lines
----------------------

         The amount of sales to unaffiliated customers and the profits or losses of the Registrant's product lines for the fiscal 1998 are set forth in the Schedule of Industry Segments of Business on Page F-11appended. Sales were conducted under the supervision of the principal operating officer who monitored the activities of the two subsidiaries, one independent domestic sales representative and four independent foreign sales representatives.

         In Fiscal 1998, one sale was greater than 5% of the Registrant's total sales to any customers. The Registrant believes that sales to U.S. governmental agencies are not subject to renegotiation as a result of the commercial exemption provisions of the Renegotiation Act.

Backlog
-------

         As of November 30, 1998, the Registrant had no backlog of orders.

Research and Development Expenses
---------------------------------

         All costs and expenses for research and development are charged to earnings in the year disbursed. The table below sets forth the amount spent by the Registrant during the last two fiscal years on research and development leading to new products.

         Year Ended                              Persons Engaged on a
         Sept. 30,          Amount Spent            Full Time* Basis
         ---------          ------------            -----------------
           1998              $ 137,964                     2
           1997                145,087                     2

* or equivalent inasmuch as there are both part-time and full-time employees so engaged.

Employees
---------

         As of September 30, 1998, the Registrant had five full time and one part time employees and one outside consultant. One executive and three full time employees perform technical, administrative and marketing functions and one part time employee handles the office and assists in administrative functions. The Registrant has never entered into a collective bargaining agreement with any union, has never had a work stoppage and considers its relations with its employees to be satisfactory. The Registrant believes it is in compliance with all civil rights statutes and with applicable laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

Item 2 - Properties

         The Registrant had its lease extended for an additional year to expire October 31, 1999 for its occupancy of 1650 sq. ft. premises, 1350 sq. ft. of factory and 300 sq. ft. of office, in a building located at 31-00 47th Avenue, Long Island City, New York. The rental is $20,004.04 per annum. The Registrant rents 180 sq. ft. of office space located at 122 East 42nd Street, New York, NY at $1,669.69 per month on a month to month basis and 480 sq. ft. of office space at 89b, London Road in East Grinstead, England at $776 per month on a month to month basis.

Item 3 - Legal Proceedings

         There are no legal proceedings or threatened proceedings against the Registrant.

Item 4 - Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of the shareholders during the fourth quarter of the Fiscal Year ended September 30, 1998 through the solicitation of proxies or otherwise.

                                     PART II

Item 5 - Market for the Registrant's Common Equity and Related Stockholder
         Matters

        (a) The Common Stock of the Company now trades on the OTC Bulletin Board under the symbol MSIE. On January 20, 1994, the shares of the Registrant were delisted from the NASDAQ SmallCap Market due to the failure to meet the bid price requirement as set forth in the NASDAQ By-Laws.

        (b) The following table sets forth the quarterly high and low bid prices for the Registrant's Common Stock, $.03 par value per share for the year ended September 30, 1998 as reported by NASDAQ. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                    Fiscal Year Ended September 30,
                                    1998                        1997
                             High        Low             High         Low
                             ----        ---             ----         ---
   First Quarter            $ .70       $ .68           $ .84        $.625
   Second Quarter             .70         .68             .67         .65
   Third Quarter              .73         .70             .68         .64
   Fourth Quarter             .88         .74             .64         .625

         (c)  Approximate Number of Holders of Common Stock

         As of September 30, 1998, there were approximately 251 holders of record of the Registrant's Common Stock, $.03 par value per share.

         (d)  Dividends

         There are no contractual restrictions on the present or future ability of the Registrant to pay cash dividends. The Registrant has no present intentions to pay cash dividends in the foreseeable future.

Item 6 - Selected Financial Data

         The selected financial data required by this Item 6 are set forth at the pages indicated in Item 14(a)(1) below.

                                                    For the Years Ended September 30,
                                          1998          1997         1996          1995         1994
                                          ----          ----         ----          ----         ----
          Net Sales                  $  645,275    $  687,438    $  668,613    $ 74 9,916   $1,104,130
          Net Loss                     (264,928)     (270,730)     (249,413)     (201,807)    (129,922)
          Net Loss Per share               (.28)         (.26)         (.26)         (.21)        (.13)
          Total Assets               $1,713,368    $1,941,838    $2,234,903    $2,548,634   $2,683,007

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

         The net sales of the Registrant for the fiscal years ended September 30, 1998, 1997 and 1996 were $645,275, $687,438 and $668,813 respectively. The decrease of $42,163 or 6.1% was due to the decrease in sales of the instrument product line. The increase of $18,625 or 2.8% for the fiscal year 1997 from 1996 was due to the increase in sales of the instrument product line.

         The cost of sales for the years ended September 30, 1998, 1997 and 1996 were $461,593, $532,392 and $483,830 respectively. Costs as expressed as a percentage of sales for the respective years were 71.5%, 77.5% and 72.3%. The decrease of $70,799 or 13.3% for the fiscal year 1998 over 1997 was due to the decrease in sales and a decrease in factory overhead. The increase of $48,562 or 10.0% for the fiscal 1997 over 1996 was due to the increase in sales and the increased cost of manufacturing.

         Selling and administrative expenses were $483,571 for the fiscal year ended September 30, 1998, $513,175 for the 1997 fiscal year and $507,726 for the fiscal 1996 period. The decrease of $29,604 or 5.8% was due to a decrease in sales. The increase of $5,449 from fiscal 1997 over fiscal 1996 was due to an increase in sales.

         Investment and other income for the fiscal years ended September 30, 1998 was $40,775, $101,572 for the fiscal year 1997and $96,348 for fiscal year 1996. The decrease of $54,797 was due to the decrease in the value of marketable securities and the decrease in investment income due to a decrease in the availability of investment funds. The increase of $5,224 for fiscal 1997 from fiscal 1996 was due to a net increase in the value of marketable securities offset by a decrease in the availability of investment funds.

         Income taxes was $11,814 for the fiscal year ended September 30, 1998, $14,173 for fiscal 1997 and $23,018 for fiscal 1996. The decrease in taxes of $2,359 in 1998 from 1997 and the decrease in taxes of $8,845 in 1997 and 1996 were due principally to a decrease in taxes paid by the Company's foreign subsidiary.

         The net loss for fiscal years ended September 30, 1998, 1997 and 1996 were $264,928, $270,730, 249,413 respectively. The decrease in the loss in fiscal 1998 over 1997 was due to a decrease in the cost of goods sold offset by the decrease in investment and other income. The increase in the loss in fiscal 1997 over 1996 was due to the increased cost of manufacturing, selling and administrative expenses.

         For the first quarter fiscal 1999 or the three month period ended December 31, 1998, sales are estimated to decrease 33% from sales for the comparable period ended December 31, 1997. For the full fiscal year ended September 30, 1999, sales are estimated to decrease by 25% as compared to the current fiscal year ended September 30, 1998.

         The Company has completed an assessment of the impact of the year 2000 issue. The Company will not have to replace any portions of its hardware or software so that its computer controlled systems will function properly with respect to dates in the year 2000 and thereafter.

         The Company has no material relationship with any of their customers, vendors and suppliers so that there would be no material effect on the Company's business, results of operations or financial conditions if they do not timely become year 2000 compliant.

Liquidity and Capital Resources
-------------------------------

         Of its total assets at September 30, 1998, the Registrant had 83.6% or an aggregate of $1,432,604 in cash and cash equivalents including certificates of deposits, money market funds and marketable securities. The major application of the Registrant's liquid position is to finance the sale of its product line, the inventory of goods purchased for resale and to fund the development of new hardware and software products for sale to consumer and industrial markets. It is anticipated that the expenses for product development, testing and marketing will be financed in the foreseeable future from cash and liquid investments on hand but should there be requirements for additional cash, the Registrant may seek other sources of financing. There can be no assurance that funds will be available on terms acceptable to the Registrant should additional financing be required. Should funds not be available, there could be a limitation on the purchase of electronic components for resale as well as new product development which would adversely affect the Registrant.

Item 8 - Financial Statements and Supplementary Data

         The financial statements as of September 30, 1998 and for previous years are submitted on Pages F-1 thru F-13 in the section appended to this report.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         No Form 8-K has been filed within the 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    Part III

Item 10 - Directors and Executive Officers of the Registrant

         Information regarding directors and executive officers of the Registrant is set forth on Page 2 of the 1998 Proxy Statement which is incorporated herein by reference.

Item 11 - Executive Compensation

         Information regarding executive compensation is set forth on Page 3 of the 1998 Proxy Statement which is incorporated herein by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

         Information regarding security ownership of certain beneficial owners and management is set forth on Page 4 of the 1998 Proxy Statement which is incorporated herein by reference.

Item 13 - Certain Relationships and Related Transactions

         Information regarding certain relationships and related transactions is set forth on Page 3 of the 1998 Proxy Statement which is incorporated herein by reference.

                                     Part IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                                                   Page
                                                                                                   ----
a)  1.  Financial Statements

         1. Report of Independent Certified Public Accountants                                      F-1

         2. Consolidated Balance Sheet as of September 30, 1998and 1997                             F-2

         3. Consolidated Statement of Income for the fiscal years ended
            September 30, 1998, 1997 and 1996                                                       F-3

         4. Consolidated Statement of Retained Earnings at September 30, 1998, 1997 and 1996        F-4

         5. Consolidated Statement of Changes in Financial Position for the fiscal years ended
            September 30, 1998, 1997 and 1996                                                       F-5

         6. Notes to Consolidated Financial Statements                                          F-6 to F-11

 2.   Financial Statement Schedules

           Marketable Securities for the years ended September 30, 1998, 1997 and 1996              F-12

           Property Plant and Equipment for the years ended September 30, 1998, 1997 and 1996       F-13

           Accumulated Depreciation of Property, Plant and Equipment for the years ended
           September 30, 1998, 1997 and 1996                                                        F-14

           Supplementary Income Statement Information for the years ended Sept. 30, 1998,
           1997 and 1996.                                                                           F-15

           Industry Segments of Business for the years ended September 30, 1998, 1997 and 1996      F-16

           Financial Highlights for the Years ended September 30, 1998, 1997 and 1996               F-17

           Other schedules are omitted because they are not required or are not material or the required information is included in the notes to financial statements.

3.  Exhibits

         3a. Certificate of incorporation of the Registrant (filed September 19, 1960) previously filed as Exhibit 4(a) to the Registrant's Form S-1 Registrant Statement No. 2-18113, which became effective on August 30, 1961 (thereafter the "Registrant Statement") is incorporated by reference.

         3b. Certificate of Amendment to Certificate of Incorporation of Registrant (filed March 3, 1961) previously filed as Exhibit 4(b) to the Registration Statement is incorporated herein by reference.

         3c. Certificate of Amendment to Certificate of Incorporation of Registrant (filed April 19, 1961) previously filed as Exhibit 4 (c) to the Registration Statement is incorporated herein by reference.

         3d. Certificate of Amendment to Certificate of Incorporation of Registrant (filed January 18, 1962), previously filed as Exhibit 3(d) to the Registrant's Form 10 Registration Statement No. 0-9877, which became effective on October 6, 1981 (hereinafter the "Form 10 Registration Statement") is incorporated herein by reference.

         3e. By-laws of Registrant previously filed as Exhibit 4(d) to the Registration Statement is incorporated herein by reference.

         3f. Certificate of Amendment to Certificate of Incorporation of Registrant filed February 24, 1984 is incorporated herein by reference.

4. Specimen of Common Stock of the Registrant previously filed as Exhibit 5 to the Registration Statement incorporated herein by reference

10a. Profit Sharing Plan of Registrant adopted October 1, 1973 previously filed as Exhibit 10a to the Registration Statement is incorporated herein by reference.

10a(1) Restated Profit Sharing Plan of Registrant adopted October 1, 1982 previously filed as Exhibit 10(a)1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1983 is incorporated herein by reference.

10b. Deferred Compensation Plan of Registrant adopted December 10, 1979, previously filed as Exhibit 10 to the Form 10 Registration Statement is incorporated herein by reference.

10b(1) Amendment to the Deferred Compensation Plan of the Registrant previously filed as Exhibit 10b(1) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1989 is incorporated herein by reference.

10c.     Pension Plan of Registrant dated October 1, 1982 previously filed as
         Exhibit 10c to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1983 is incorporated herein by reference

22       Subsidiaries of Registrant herewith

   (b)   Reports of Form 8-K

           There were no reports on Form 8-K filed during the last quarter of the fiscal year ended September 30, 1998.

Exhibit 22 Subsidiaries of MSI Electronics Inc.

           The following table sets forth information pertaining to the Registrant's subsidiaries and includes the jurisdiction of incorporation, the percentage of voting securities of such subsidiaries owned by the Registrant and the method of financial reporting.

                           State or Country of      Percentage of Voting    Consolidated Financial
           Name              Incorporation            Securities Owned            Statements
           ----              -------------            ----------------            ----------
 Elyon Electronics Ltd.         England                     100%                     Yes

 Xadax Inc.                     New York                    100%                     Yes


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 29, 1998


                                                       MSI ELECTRONICS Inc.

                                                  By:  /s/  Albert Lederman
                                                       Albert Lederman
                                                       Chairman of the Board


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 28, 1998.


              Signature                                     Title

        /s/ Albert Lederman                      President and Director,
        -------------------                      Chief Executive and Chief
        Albert Lederman                          Financial Officer


        /s/ Theodore R. Bashkow                  Secretary and Director
        -----------------------
        Theodore R. Bashkow


        /s/ Robert W. Keene                      Director
        -------------------
        Robert W. Keene

                           ANNUAL REPORT ON FORM 10-K
                           --------------------------

                   ITEM 8, ITEM 14(a)(1) AND (2), (c) AND (d)
                   ------------------------------------------

                              FINANCIAL STATEMENTS
                              --------------------

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
         --------------------------------------------------------------

                                CERTAIN EXHIBITS
                                ----------------

                          FINANCIAL STATEMENT SCHEDULES
                          -----------------------------

                          YEAR ENDED SEPTEMBER 30, 1998
                          -----------------------------

                      MSI ELECTRONICS INC. AND SUBSIDIARIES
                      -------------------------------------

                           LONG ISLAND CITY, NEW YORK
                           --------------------------

                        FORM 10-K - ITEM 14(a)(1) AND (2)
                        ---------------------------------

                      MSI ELECTRONICS INC. AND SUBSIDIARIES
                      -------------------------------------

                               SEPTEMBER 30, 1998
                               ------------------

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
         --------------------------------------------------------------

   The following consolidated financial statements of MSI Electronics Inc. and Subsidiaries are included in Item 8:

                                                                       Page No.

         Consolidated Balance Sheets
           September 30, 1998 and 1997                                    F-2

         Consolidated Statements of Income
           For the years ended September 30, 1998, 1997 and 1996          F-3

         Consolidated Statements of Shareholders' Equity
           For the years ended September 30, 1998, 1997 and 1996          F-4

         Consolidated Statements of Cash Flows
           For the years ended September 30, 1998, 1997 and 1996          F-5

         Notes to Consolidated Financial Statements                       F-6



   The following consolidated financial statement schedule, of MSI Electronics
         Inc. and Subsidiaries are included in Item 14(d):


         Financial Highlights
           For the years ended September 30, 1998, 1997, 1996,
                  1995 and 1994                                           F-12

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                      [Weissman and Rudnitsky Letterhead]

MSI ELECTRONICS INC.
Long Island City, New York


To the Board of Directors and Shareholders:

                          Independent Auditors' Report
                          ----------------------------


         We have audited the accompanying consolidated balance sheet of MSI ELECTRONICS INC. and its subsidiaries as of September 30, 1998, 1997 and the related consolidated statements of income, shareholders' equity, and cash flows for the three years in the period ended September 30, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MSI ELECTRONICS INC. and its subsidiaries as of September 30, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                             /s/ Weissman and Rudnitsky
                                             --------------------------------
                                             WEISSMAN AND RUDNITSKY, CPA'S


New York, New York
December 11, 1998

                      MSI ELECTRONICS INC. AND SUBSIDIARIES
                      -------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                           SEPTEMBER 30, 1998 AND 1997
                           ---------------------------

                                     ASSETS
                                     ------
                                                                    1998                 1997
                                                                 ----------          ----------
Current assets
         Cash                                                    $  325,065          $  289,493
         Temporary cash investments                                 751,769             939,594
         Receivables                                                 96,148             103,909
         Inventories                                                105,231              60,194
         Marketable securities                                      355,770             446,621
         Prepaid expenses                                            45,212              58,470
                                                                 ----------          ----------
Total current assets                                              1,679,195           1,898,281
Property, plant and equipment                                        33,607              42,991
Other assets                                                            566                 566
                                                                 ----------          ----------
Total assets                                                     $1,713,368          $1,941,838
                                                                 ==========          ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

Current liabilities
         Accounts payable                                        $  162,014          $  126,504
         Taxes payable                                                5,610              19,842
                                                                 ----------          ----------
Total current liabilities                                           167,624             146,346
                                                                 ----------          ----------
Shareholders' equity
         Common stock - par value $.03
            Authorized - 5,000,000 shares
            Issued - 1,418,448 shares                                42,554              42,554
         Capital in excess of par value                             420,201             420,201
         Retained earnings                                        1,753,271           2,018,199
         Currency translation adjustments                            32,621              12,964
                                                                 ----------          ----------
                                                                  2,248,647           2,493,918
         Less treasury stock at cost:
         460,876 shares in 1998 and 454,250 in 1997                 702,903             698,426
                                                                 ----------          ----------
Total shareholders' equity                                        1,545,744           1,795,492
                                                                 ----------          ----------
Total liabilities and shareholders' equity                       $1,713,368          $1,941,838
                                                                 ==========          ==========


                             See accompanying notes

                      MSI ELECTRONICS INC. AND SUBSIDIARIES
                      -------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

              FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
              -----------------------------------------------------

                                                 1998                1997                1996
                                              ---------           ---------           ---------

Net sales                                     $ 645,275           $ 687,438           $ 668,813

Cost of goods sold                              461,593             532,392             483,830
                                              ---------           ---------           ---------

Gross profit                                    183,682             155,046             184,983

Selling and administrative expenses             483,571             513,175             507,726
                                              ---------           ---------           ---------

Net loss before investment and other           (299,889)           (358,129)           (322,743)
 income and taxes

Investment and other income                      46,775             101,572              96,348
                                              ---------           ---------           ---------

Net loss before income taxes                   (253,114)           (256,557)           (226,395)

Provision for income taxes                       11,814              14,173              23,018
                                              ---------           ---------           ---------

Net loss                                      $(264,928)          $(270,730)          $(249,413)
                                              =========           =========           =========

Loss per share (Note 1 (h))                   $(    .28)          $(    .28)          $(    .26)
                                              =========           =========           =========

                             See accompanying notes

                      MSI ELECTRONICS INC. AND SUBSIDIARIES
                      -------------------------------------

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 -----------------------------------------------

                                         Common         Treasury     Capital in      Retained       Currency        Total
                                         ------         --------     ----------      --------       --------        -----
                                          Stock           Stock       Excess of      Earnings      Translation
                                          -----           -----       ---------      --------      -----------
                                                                      Par Value                    Adjustments
                                                                      ---------                    -----------

Balance at October 1, 1995             $   42,554     $ (685,723)    $  420,201     $2,538,342    $    8,243    $2,323,617
   Purchase of 4,262 shares                             (  3,363)                                                 (  3,363)
   Net loss for year                                                                  (249,413)                   (249,413)
   Currency translation adjustment                                                                  (  4,141)     (  4,141)
                                       ----------     ----------     ----------     ----------    ----------    ----------

Balance at September 30, 1996          $   42,554     $ (689,086)    $  420,201     $2,288,929    $    4,102    $2,066,700
   Purchase of 9,750 shares                             (  9,340)                                                 (  9,340)
   Net loss for year                                                                  (270,730)                   (270,730)
   Currency translation adjustment                                                                     8,862         8,862
                                       ----------     ----------     ----------     ----------    ----------    ----------

Balance at September 30, 1997          $   42,554     $ (698,426)    $  420,201     $2,018,199    $   12,964    $1,795,492
    Purchase 6,626 shares                               (  4,477)                                                 (  4,477)
    Net loss for year                                                                 (264,928)                   (264,928)
    Currency translation adjustment                                                                   19,657        19,657
                                       ----------     ----------     ----------     ----------    ----------    ----------

Balance at September 30, 1998          $   42,554     $ (702,903)    $  420,201     $1,753,271    $   32,621    $1,545,744
                                       ==========     ==========     ==========     ==========    ==========    ==========




                             See accompanying notes

                     MSI ELECTRONICS INC. AND SUBSIDIARIES
                     -------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

              FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
              -----------------------------------------------------

                                                                    1998                1997                1996
                                                                -----------         -----------         -----------
Net loss                                                        $  (264,928)        $  (270,730)        $  (249,413)
Adjustments to reconcile net loss to net cash
 (used) by operating activities:
         Depreciation and amortization                               16,006              11,620              11,430
         Unrealized loss (Gain) on marketable securities             37,241             (16,980)                215
         Loss on sale of marketable securities                        5,631               4,337                   0
         Changes in assets and liabilities:
            Decrease in receivables                                   7,761              84,317             137,300
            (Increase) decrease in inventories                      (45,037)             18,768               2,230
            (Increase) decrease in prepaid expenses                  13,260             (10,119)             22,413
            Increase (decrease) in accounts payable                  35,510             (28,114)            (54,951)
            Increase (decrease) in taxes payable                    (14,232)              6,257              (1,863)
                                                                -----------         -----------         -----------
         Total adjustments                                           56,140              70,086             116,774
                                                                -----------         -----------         -----------
Net cash (used) by operating activities                            (208,788)           (200,644)           (132,639)
                                                                -----------         -----------         -----------
Investing activities:
         Purchases of property, plant and equipment                  (6,622)            (26,754)             (7,399)
         Purchase of marketable securities                         (238,161)           (123,350)            (56,358)
         Proceeds from sale of marketable securities                286,138             136,491                   0
                                                                -----------         -----------         -----------
Net cash provided (used) by investing activities                     41,355             (13,613)            (63,757)
                                                                -----------         -----------         -----------
Financing activities:
         Purchase of treasury stock                                  (4,477)             (9,340)             (3,363)
                                                                -----------         -----------         -----------
Net cash (used) by financing activities                              (4,477)             (9,340)             (3,363)
                                                                -----------         -----------         -----------

Effect of exchange rate changes on cash                              19,657               8,862              (4,141)
                                                                -----------         -----------         -----------

Net (decrease) in cash and cash equivalents                        (152,253)           (214,735)           (203,900)
Cash and cash equivalents at beginning of year                    1,229,087           1,443,822           1,647,722
                                                                -----------         -----------         -----------
Cash and cash equivalents at September 30,                      $ 1,076,834         $ 1,229,087         $ 1,443,822
                                                                ===========         ===========         ===========



                             See accompanying notes

                      MSI ELECTRONICS INC. AND SUBSIDIARIES
                      -------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                        SEPTEMBER 30, 1998, 1997 AND 1996
                        ---------------------------------

1.       Organization and Summary of Significant Accounting Policies:


  (a)    Organization:

         The Company is a Delaware corporation organized on September 29, 1960. The Company sells electronic instruments designed to measure semiconductor properties, semiconductors, and electronic components.


  (b)    Principles of Consolidation:

         The consolidated financial statements include the accounts of the Company, Elyon Electronics Limited, a United Kingdom subsidiary, and XADAX Inc., both wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.


  (c)    Use of Estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


  (d)    Translation of Foreign Currencies:

         The accounts of the Company's foreign subsidiary have been translated to U.S. Dollars as follows: at rates prevailing during the year for sales and expenses (except depreciation); at year-end rates for monetary assets and liabilities; and at historical rates for inventories, plant and equipment and related accumulated depreciation.


  (e)    Depreciation:

         The Company's policy is to depreciate its fixed assets over the useful lives of 3 to 7 years.

         Expenditures for maintenance, repairs and betterments which did not materially prolong the normal useful life of the assets are charged to operations as incurred.


  (f)    Income Taxes:

         The Company provides for income taxes on pretax accounting income at rates in effect under existing tax law.

         At September 30, 1998, the Company had net operating loss carryforwards of approximately $1,198,000 for Federal income tax reporting purposes, which expire in the years 2008 to 2013. The ultimate realization of the tax benefits from the net operating loss carryforwards is dependent upon future taxable earnings of the Company.

                     MSI ELECTRONICS INC. AND SUBSIDIARIES
                     -------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                        SEPTEMBER 30, 1998, 1997 AND 1996
                        ---------------------------------

1.       Organization and Summary of Significant Accounting Policies
(Continued):

         The foreign subsidiary has recorded provision for income taxes at applicable foreign tax rates.

         The provision for income taxes consisted of:

                                              YEARS ENDED SEPTEMBER 30,
                                              -------------------------
                                       1998             1997             1996
                                     -------           -------        --------
         Federal                         $ 0              $  0            $  0
         State and local               6,597             7,210           8,157
         Foreign                       5,217             6,963          14,861
                                     -------           -------        --------
         Total                       $11,814           $14,173        $ 23,018
                                     =======           =======        ========

  (g)    Temporary Cash Investments:

         The Company has a cash management program which provides for the investment of excess cash balances in short term money market instruments. For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

  (h)    Research and Development Costs:

         Research and development expenditures are charged to operations as incurred. During 1998, 1997 and 1996, research and development costs aggregated $137,964, $145,087 and 111,134.

  (i)    Basic Earnings per Share:

         Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. The Company has only one class of stock and all earnings (losses) are available to common stockholders. For the fiscal years ended September 30, 1998, 1997 and 1996, basic earnings
         (loss) per share is computed based on weighted average common shares outstanding of 959,511, 966,421 and 975,568 respectively.

  (j)    Stock Options:

         In June 1993, the Board of Directors of the Company granted a stock option to a key employee to purchase up to 50,000 shares of the Company's common stock at an exercise price of $1.344 per share. After five years of the date of the grant no options were exercised. As of September 30, 1998 there are no options outstanding.

  (k)    Marketable Securities:

         Marketable securities consist of mutual funds and common stock. Marketable securities are stated at market value. All marketable securities are defined as trading securities under the provision of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) and unrealized gains and losses are reflected in earnings. Market value is determined by the most recently traded price of the security at the balance sheet date. Net realized gains or losses are determined on the FIFO cost method.

                      MSI ELECTRONICS INC. AND SUBSIDIARES
                      ------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                        SEPTEMBER 30, 1998, 1997 AND 1996
                        ---------------------------------


2.       Temporary Cash Investments:

         Temporary cash investments consisted of the following:

                                                        September 30,
                                                ---------------------------
                                                  1998               1997
                                                --------           --------

         Certificates of Deposit                $751,769           $939,594
                                                ========           ========


3.       Receivables:

         On October 31, 1994, the company sold the fixed assets and inventory of its domestic diode business to API Inc. for $200,000. Monthly payments are received from API Inc., based on their sales of these products.

                                                  1998               1997
                                                --------           --------
         Receivables consists of:

         Trade receivables:                     $96,148            $100,346
         Due from API Inc.                            0               3,563
                                                -------            --------
                                                $96,148            $103,909
                                                =======            ========

4.       Inventories:

         Inventories were taken by physical count and are valued at the lower of cost (first-in, first-out method), or market and consisted of the following:
                                                        September 30,
                                                ----------------------------
                                                  1998                1997
                                                --------            --------
         Finished goods                         $102,374            $ 55,051
         Work in progress                              0                   0
         Raw materials                             2,857               5,143
                                                --------            --------

         Total                                  $105,231            $ 60,194
                                                ========            ========


5.       Marketable Securities:

         Marketable securities are defined as trading securities under the provision of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Unrealized losses were $37,241 and 11,360 for the years 1998 and 1997 respectively.

                     MSI ELECTRONICS INC. AND SUBSIDIARIES
                     -------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                        SEPTEMBER 30, 1998, 1997 AND 1996
                        ---------------------------------

6.       Property, Plant and Equipment:


         Property, plant and equipment are stated at cost. Major categories are as follows:
                                                          September 30,
                                                  ---------------------------
                                                     1998               1997
                                                  --------            -------
         Patents                                  $  3,592            $ 3,592
         Machinery and equipment                    41,616             40,524
         Office furniture and equipment            101,181             95,651
         Sales equipment                            37,031             37,031
                                                  --------            -------
                                                   183,420            176,798
         Less accumulated depreciation             149,813            133,807
                                                  --------            -------
         Total                                    $ 33,607            $42,991
                                                  ========            =======


7.       Retirement Plans:


         For the year ending September 30, 1993, the Company implemented a 401K plan for all eligible employees, in which the Company may elect to match employees' contributions up to a maximum of $500 per employee.


         401K Plan:

         For the years ended September 30, 1998, 1997 and 1996, contributions were $0, $0, and $0 respectively.

                     MSI ELECTRONICS INC. AND SUBSIDIARIES
                     -------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                        SEPTEMBER 30, 1998, 1997 AND 1996
                        ---------------------------------

8.       Industry Segment Information:

                                                                                                                 Depreciation
                                                                                                                 ------------
                                                         Operating        Identifiable          Capital               &
                                                         ---------        ------------          -------               -
                                         Net Sales         Income             Assets          Expenditures       Amortization
                                         ---------         ------             ------          ------------       ------------
         1998
         ----
         Semiconductors
           and Electronic
           Components                     $459,170       $    7,910        $   80,977             $ 5,336           $  1,004
         Instruments                       186,105         (307,799)           31,015               1,092              3,317
         General                                 0                0         1,601,376                 194             11,685
                                          --------       ----------        ----------             -------           --------
         Total                            $645,275       $ (299,889)       $1,713,368             $ 6,622           $ 16,006
                                          ========       ==========        ==========             =======           ========
         1997
         ----
         Semiconductors
           and Electronic
           Components                     $439,518       $   26,973        $   42,338             $   322           $  1,690
         Instruments                       247,920         (385,102)           26,842               1,737              5,857
         General                                 0                0         1,872,658              24,695              4,073
                                          --------       ----------        ----------             -------           --------
         Total                            $687,438       $ (358,129)       $1,941,838             $26,754           $ 11,620
                                          ========       ==========        ==========             =======           ========
         1996
         ----
         Semiconductors
           and Electronic
           Components                     $442,280       $   45,093        $   50,376             $     0           $    450
         Instruments                       226,533         (367,836)           37,662               7,399              5,720
         General                                 0                0         2,146,865                   0              5,260
                                          --------       ----------        ----------            --------           --------
         Total                            $668,813       $ (322,743)       $2,234,903             $ 7,399           $ 11,430
                                          ========       ==========        ==========            ========           ========

         Export Sales:

         Sales to foreign customers amounted to $30,028 in fiscal 1998, $91,947 in fiscal 1997, and $98,132 in fiscal 1996.

         Major Customers:

         Sales to major customers that exceeded 10% of the Company's sales were as follows:
           Semiconductors                          1998                  1997                     1996
           --------------                        -------               -------                  -------
                  Company A                         0                     0                        0
                  Company B                         0                     0                        0

         No customer accounted for more than 10% of net instrument sales in fiscal 1998, 1997 or 1996.

                     MSI ELECTRONICS INC. AND SUBSIDIARIES
                     -------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                        SEPTEMBER 30, 1998, 1997 AND 1996
                        ---------------------------------




8.       Industry Segment Information (continued):

         Geographic Information - Sales:
         Years ended September 30,        United States    Foreign      Total
         -------------------------        -------------    -------      -----
                  1998                         $156,076    $489,199    $645,275
                  1997                          151,712     535,726     687,438
                  1996                          132,033     536,780     668,813


9.       Statements of Cash Flows:
         For the years ended September 30,         1998       1997       1996
                                                  ------     ------     ------
         The company paid:
                  Income taxes                    $7,939     $ 9,339    $22,342
                  Interest                             0           0          0


10.      Contingencies and Commitments:

         Significant concentrations of credit risk:

         The company has cash and temporary cash investments deposits at banks of 75,406 in 1998 and in 1997 $163,592 in excess of what would be covered by the Federal Deposit Insurance Company.

         Lease:

         The Company has various leases for equipment and buildings which are classified as operating leases. Total rent expense for all operating leases for 1998 and 1997 were $42,369 and $41,007, respectively.

         Future minimum lease payments under the noncancelable operating leases with initial or remaining terms for one year or more are as follows:

                    Year ending September 30:

                             1999                          $20,004

                     MSI ELECTRONICS INC. AND SUBSIDIARIES
                     -------------------------------------

                              FINANCIAL HIGHLIGHTS
                              --------------------

        FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997, 1996, 1995 AND 1994
        -----------------------------------------------------------------

                                          1998            1997            1996            1995            1994
                                      -----------     -----------     -----------     -----------     -----------

Net sales                             $   645,275     $   687,438     $   668,613     $   749,916     $ 1,104,130

(Loss) before taxes                      (253,114)       (256,557)       (226,395)       (178,538)       (112,075)

Net (loss)                               (264,928)       (270,730)       (249,413)       (201,807)       (129,922)

Net (loss) per share (1)                 (    .28)       (    .28)       (    .26)       (    .21)       (    .13)

Total assets                            1,713,368       1,941,838       2,234,903       2,548,634       2,683,007

Current assets                          1,679,195       1,898,281       2,206,480       2,516,180       2,637,987

Current liabilities                       167,624         146,346         168,203         255,017         156,370

Shareholders' equity                    1,545,744       1,795,492       2,066,700       2,323,617       2,524,422

Number of shares outstanding (1)          959,511         966,421         975,568         978,210         978,210

Shareholders' equity per share (1)           1.61            1.86            2.19            2.38            2.58



(1) Based upon weighted average number of shares outstanding.