Form 10-K
period 1999-09-30
MSI ELECTRONICS INC
filed 1999-12-23
CIK 354807

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934


For the fiscal year ended September 30, 1999


                           Commission File No. 0-9877


                             MSI ELECTRONICS, Inc.
                             ---------------------
             (Exact name of Registrant as specified in its Charter)


           Delaware                                    11-1969354
           --------                                    ----------
(State or other Jurisdiction of         (I.R.S. Employer Identification Number)
Incorporation or Organization)


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
                 None                                None


                 Securities Registered Section 12(g) of the Act
                 ----------------------------------------------
               Common Stock $.03 Par Value Pursuant to Per Share


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been the subject to such filing requirements for the past 90 days. Yes [Check Mark] No [ ]

Aggregate market value of Common Stock held by non-affiliates of the Registrant at December 20, 1999 (computed by reference to the last reported average closing bid price for the Common Stock as reported through NASDAQ: $271,573.

Number of Shares of Common Stock outstanding at September 30, 1999: 957,572 shs.

                      DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement to be filed in connection with the Registrant's 1999 Annual Meeting of Shareholders is incorporated by reference into Items 10, 11, 12 and 13 of Part II of this report, to the extent indicated therein.

Item 1 - BUSINESS

         MSI Electronics Inc. (the "Registrant") is a Delaware corporation organized on September 29, 1960 under the name Microwave Instruments Inc. On January 18, 1962 Microwave Instruments Inc. was changed to its present name, MSI Electronics Inc. The business of the Registrant is:

a) to manufacture and sell electronic products to test and measure the properties of semiconductors;

b) to develop and sell products and services in interactive media;

c) to distribute specialized electronic products manufactured by others; and

d) to develop and manufacture products for medical applications.

Products to Characterize Semiconductors

         MSI Instruments are used by manufacturers of integrated circuits, transistors, diodes and other semiconductor components to measure the electrical properties of wafers used in these devices. MSI instruments are used by industrial, governmental, and university laboratories for research and development and are also used in industrial production environments. The instruments are used in research and development to measure known materials to improve both device performance and manufacturing yields as well as in research on new or innovative materials to develop devices with expanded or entirely new capabilities. Competition for the Registrant's semiconductor measurements products comes primarily from Hewlett-Packard, Keithley Instruments, Inc., Materials Development Corp., and Solid State Measurements Corp. The Registrant competes on quality, innovation and delivery.

Products and Services in Interactive Media

         The Registrant has developed hardware and software products for the Internet, television broadcast and telephone systems. The Registrant has licensed its 1994 patent on telephone advertising and will receive royalties on it in the upcoming year. The Registrant has focused its efforts on large scale database-driven interactive products that can be licensed to other companies as well as exploited by the Registrant.

Distributor of Specialized Electronic Components

         The Registrant sells electronic components and allied products that it purchases from other manufacturers and suppliers. The Registrant is continually seeking to increase this portion of the business by seeking suppliers of new components and products as well as additional customers.

Products for Medical Applications

         The Registrant is continuing to develop products aimed at consumers for this market. However, the Registrant has not yet developed a product that it deemed marketable.

Sales of Product Lines

     The amount of sales to unaffiliated customers and the profits or losses of the Registrant's product lines for fiscal 1999 are set forth in the Schedule of Industry Segments of Business on Page F-10 appended. Sales were conducted under the supervision of the principal operating officer who monitored the activities of the two subsidiaries, one independent domestic sales representative and four independent foreign sales representatives.

Backlog

As of November 30, 1999 the Registrant had no backlog of orders.

Research and Development Expenses

     All costs and expenses for research and development are charged to earnings in the year disbursed. The table below sets forth the amount spent by the Registrant during the last two fiscal years on research and development leading to new products.

             Year Ended                        Persons Engaged on a
              Sept. 30       Amount Spent        Full Time* Basis
              --------       ------------        ----------------
               1999           $157,214                  2
               1998           $137,964                  2


* or equivalent inasmuch as there are both part-time and full-time employees so engaged.

Employees
---------

     As of September 30, 1999, the Registrant had four full time and two part time employees and one outside consultant. The full time employees perform technical, administrative and marketing functions and the part time employees perform administrative and manufacturing functions. The Registrant has never entered into a collective bargaining agreement with any union, has never had a work stoppage and considers its relations with its employees to be satisfactory. The Registrant believes it is in compliance with all civil rights statutes and with applicable laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

Item 2. - Properties

     The Registrant had its lease extended for an additional year to expire October 31, 2000 for its occupancy of 1650 sq. ft. premises, 1350 sq. ft. of factory and 300 sq. ft. of office, in a building located at 3100 47th Avenue, Long Island City, New York. The rental is $20,000.00 per annum. The Registrant rents 180 sq. ft. of office space located at 122 East 42nd Street, New York, NY at $1,000.00 per month on a month to month basis and 480 sq. ft. of office space at 89b. London Road in East Grinstead, England at $9,600 per annum.

Item 3 - Legal Proceedings

     There are no legal proceedings or threatened proceedings against the Registrant.

Item 4. - Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of the shareholders during the fourth quarter of the Fiscal Year ended September 30, 1999 through the solicitation of proxies or otherwise.

                                    PART II

Item 5 - Markets for the Registrant's Common Equity and Related Stockholder Matters

     (a) The Common Stock of the Company now trades on the OTC Bulletin Board under the symbol MSTE. On Janaury 20, 1994, the shares of the Registrant were delisted from the NASDAQ SmallCap Market due to the failure to meet the bid price requirement as set forth in the NASDAQ By-Laws.

     (b) The following table sets forth the quarterly high and low bid prices for the Registrant's Common Stock. $.03 par value per share for the year ended September 30, 1999 as reported by NASDAQ. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not necessarily represent actual transactions.

                    Fiscal Year Ended September 30,
                        1999              1998
                   High      Low      High     Low
                   ----      ---      ----     ---
First Quarter      $.75     $.65     $.70     $.68
Second Quarter      .75      .65      .70      .68
Third Quarter       .90      .65      .73      .70
Fourth Quarter      .63      .50      .88      .74

     (c) Approximate Number of Holders of Common Stock

     As of September 30, 1999, there were approximately 246 holders of record of the Registrant's Common Stock, $.03 par value per share.

     (d) Dividends

     There are no contractual restrictions on the present or future ability of the Registrant to pay cash dividends. The Registrant has no present intentions to pay cash dividends in the foreseeable future.

Item 6 - Selected Financial Data

     The selected financial data required by this Item 6 are set forth at the pages indicated in Item 14(a)(1) below.

                                              For the Years Ended September 30,
                            1999            1998             1997            1996           1995
                            ----            ----             ----            ----           ----
Net Sales                 $611,558        $645,275        $687,438        $668,613        $749,916
Net Loss                  (235,081)       (264,928)       (270,730)       (249,413)       (201,807)
Net Loss Per share            (.25)           (.28)           (.26)           (.26)           (.21)
Total Assets            $1,492,244      $1,713,368      $1,941,838      $2,234,903      $2,548,634

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The net sales of the Registrant for the fiscal years ended September 30, 1999, 1998 and 1997 were, $611,558, $645,275 and 687,438 respectively. The decrease of $33,717 or 5.2% for the fiscal year 1999 over 1998 was due to a decrease in sales of the semiconductor product line offset by an increase in the sales of the instrument product line. The decrease of $42,163 or 6.1% in 1998 over 1997 was due to the decrease in sales of the instrument product line.

     The cost of sales for the years ended September 30, 1999, 1998 and 1997 were $435,504, $461,593 and $532,392 respectively. Costs expressed as a percentage of sales for the respective years were 71.2%, 71.5% and 77.5%. The decrease of $26,089 or 5.65% for the fiscal year 1999 over 1998 was due to a decrease in sales. The decrease of $70,799 or 13.3% for the fiscal year 1998 over 1997 was due to the decrease in sales and a decrease in factory overhead.

     Selling and administrative expenses were $480,617 for the fiscal year ended September 30, 1999, $438,571 for the fiscal 1998 year and $513,175 for the fiscal 1997 period. The decrease of $2,954, or 0.6% for the fiscal year 1999 over 1998 and the decrease of $29,604, or 5.8% for the fiscal year 1998 over 1997 were due to a decrease in sales.

     Investment and other income for the fiscal years ended September 30, 1999 was $73,225, $46,775 for fiscal year 1998 and $101,572 for fiscal year 1997. The increase of $26,450 for fiscal 1999 from fiscal 1998 was due to a net increase in value of marketable securities offset by a decrease in investment income due to a decrease in the availability of investment funds. The decrease of $54,797 for fiscal 1997 over fiscal 1997 was due to a decrease in the value of marketable securities and the decrease in investment income due to a decrease in the availability of investment funds.

     Income tax was $3,743 for the fiscal year ended September 30, 1999, $11,814 for fiscal 1998 and $14,173 for fiscal 1997. The decrease in taxes of $8,071 in 1999 from 1998 and the decrease in taxes of $2,359 in 1998 and 1997 were principally due to a decrease in taxes paid by the Company's foreign subsidiary.

     The net loss for fiscal years ended September 30, 1999, 1998 and 1997 were $235,081, $264,928, and $270,730, respectively. The decrease in the loss in fiscal 1999 over 1998 was due primarily to the increase in investment and other income. The decrease in the loss in fiscal 1998 over 1997 was due the decrease in the cost of goods sold offset by the decrease in investment and other income.

     The Company has completed an assessment of the impact of the year 2000 issue. The Company will not have to modify or replace any portions of its hardware and software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter.

     The Company has no material relationship with any of their customers, vendors and suppliers so that there would be no material effect on the Company's business, results of operations or financial condition if they do not timely become year 2000 compliant.

Liquidity and Capital Resources

     Of its total assets at September 30, 1999 the Registrant had 76.3% or an aggregate of $1,137,868 cash and cash equivalents including certificates of deposits, money market funds and marketable securities. The major application of the Registrant's liquid position is to fund the development of hardware and software products for sale to consumer and industrial markets and to finance the sale of the products developed. It is anticipated that the expenses for product development, testing and marketing will be financed in the foreseeable future from cash and liquid investments on hand but should there be increase demands for cash, the Registrant may seek other sources of financing, including public offerings. If additional financing is required, there can be no assurance that funds will be available on terms acceptable to the Registrant. Should funds not be available, new product development would be delayed which could have an adverse affect on the Registrant. The Registrant does not intend to become an investment company as defined in the Investment Companies Act of 1940.

      For the first quarter fiscal 2000 or the three month period ended December 31, 1999, sales are estimated to decrease by 10% from sales for the comparable period ended December 31, 1998. For the full fiscal year ended September 30, 2000, sales are estimated to decrease by 10% as compared to fiscal year ended September 30, 1999.

Item 8 - Financial Statements and Supplementary Data

     The financial statements as of September 30, 1999 and for previous years are submitted on Pages F-1 thru F-13 in the section appended to this report.

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

                                    Part III

Item 10 - Directors and Executive Officers of the Registrant

     Information regarding directors and executive officers of the Registrant is set forth on Page 2 of the 1999 Proxy Statement which is incorporated herein by reference.

Item 11 - Executive Compensation

     Information regarding executive compensation is set forth on Page 3 of the 1999 Proxy Statement which is incorporated herein by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

     Information regarding security ownership of certain beneficial owners and management is set forth on Page 4 of the 1999 Proxy Statement which is incorporated herein by reference.

Item 13 - Certain Relationships and Related Transactions

     Information regarding certain relationships and related transactions is set forth on Page 3 of the 1999 Proxy Statement which is incorporated herein by reference.

                                    Part IV

Item 14 - Exhibits. Financial Statement Schedules and Reports on Form 8-K

a) 1. Financial Statements                                                Page
                                                                          ----
      1. Report of Independent Certified Public Accounts                  F-1

      2. Consolidated Balance Sheet as of September 30, 1999 and 1998     F-2

      3. Consolidated Statement of Income for the fiscal years
         ended September 30, 1999, 1998 and 1997                          F-3

      4. Consolidated Statement of Retained Earnings at September
         30, 1999, 1998 and 1997                                          F-4

      5. Consolidated Statement of Changes in Financial Position
         for the fiscal years ended September 30, 1999, 1998 and 1997     F-5

      6. Notes to Consolidated Financial Statements                  F-6 to F-12

      7. Financial Highlights for the years ended September 30,
         1999, 1998 and 1997                                              F-13

         Financial schedules are omitted because they are not required or are not material or the required information is included in the notes to financial statements.

   3. Exhibits

        3a. Certificate of incorporation of the Registrant (filed September 19,
            1960) previously filed as Exhibit 4(a) to the Registrant's Form S-1 Registration Statement No. 2-18113, which became effective on August 30, 1961 (thereafter the "Registration Statement") is incorporated by reference.

        3b. Certificate of Amendment to Certificate of Incorporation of
            Registrant (filed March 3, 1961) previously filed as Exhibit 4(b) to the Registration Statement is incorporated herein by reference.

        3c. Certificate of Amendment to Certificate of Incorporation of
            Registrant (filed April 19, 1961) previously filed as Exhibit 4(c) to the Registration Statement is incorporated herein by reference.

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

4. Specimen of Common Stock of the Registrant previously filed as Exhibit 5 to the Registration Statement incorporated herein by reference.

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

22      Subsidiaries of Registrant herewith

 (b)    Reports of Form 8-K

        There were no reports on Form 8-K filed during the last quarter of the fiscal year ended September 30, 1999.

Exhibit 22 Subsidiaries of MSI Electronics Inc.

     The following table sets forth information pertaining to the Registrant's subsidiaries and includes the jurisdiction of incorporation, the percentage of voting securities of such subsidiaries owned by the Registrant and the method of financial reporting.


                       State or Country of   Percentage of Voting   Consolidated Financial
        Name             Incorporation        Securities Owned            Statements
---------------------  -------------------   --------------------   ----------------------

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

Dated: December 29, 1999

                                            MSI ELECTRONICS Inc.

                                          By: /s/ ALbert Lederman
                                              --------------------
                                              Albert Lederman
                                              Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 29, 1999.

     Signature                              Title
     ---------                              -----

/s/ Albert Lederman                  President and Director
-------------------                  Chief Executive and Chief
Albert Lederman                      Financial Officer


/s/ Theodore R. Bashkow              Secretary and Director
-----------------------
Theodore R. Bashkow


/s/ Robert W. Keene
-----------------------              Director
Robert W. Keene

                           ANNUAL REPORT ON FORM 10-K

                   ITEM 8, ITEM 14(a)(1) AND (2), (c) AND (d)

                              FINANCIAL STATEMENTS

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                         FINANCIAL STATEMENT SCHEDULES

                         YEAR ENDING SEPTEMBER 30, 1999

                     MSI ELECTRONICS INC. AND SUBSIDIARIES

                           LONG ISLAND CITY, NEW YORK

                       FORM 10-K -- ITEM 14(a)(1) AND (2)

                     MSI ELECTRONICS INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statements of MSI Electronics Inc. and Subsidiaries are included in Item 8:

                                                                        Page No.

     Consolidated Balance Sheets
       September 30, 1999 and 1998                                        F-2

     Consolidated Statements of Income
       For the years ending September 30, 1999, 1998 and 1997             F-3

     Consolidated Statements of Shareholders' Equity
       For the years ending September 30, 1999, 1998 and 1997             F-4

     Consolidated Statements of Cash Flows
       For the years ending September 30, 1999, 1998 and 1997             F-5

     Notes to Consolidated Financial Statements                           F-6

The following consolidated financial statement schedule, of MSI Electronics Inc. and Subsidiaries are included in Item 14(d):


     Financial Highlights
       For the years ending September 30, 1999, 1998, 1997, 1996 and 1995 F-13

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                       Weissman and Rudnitsky, CPA's P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

IRWIN WEISSMAN, CPA                                        570 SEVENTH AVENUE
CRAIG RUDNITSKY, CPA                                    NEW YORK, NEW YORK 10018
                                                                --------
                                                              212.869.9911
                                                           Fax. 212.819.9465
MSI ELECTRONICS INC.
Long Island City, New York

To the Board of Directors and Shareholders:

                          Independent Auditors' Report


     We have audited the accompanying consolidated balance sheet of MSI ELECTRONICS INC. and its subsidiaries as of September 30, 1999, 1998 and the related consolidated statements of income, shareholders' equity, and cash flows for the three years in the period ending September 30, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MSI ELECTRONICS INC. and its subsidiaries as of September 30, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                   WEISSMAN AND RUDNITSKY, CPA'S
                                                   -----------------------------
                                                   WEISSMAN AND RUDNITSKY, CPA'S

New York, New York
December 3, 1999

                     MSI ELECTRONICS INC, AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          SEPTEMBER 30, 1999 AND 1998

                                     ASSETS

                                        1999                1998
                                     ----------          ----------
Current assets
   Cash                              $  428,327          $  325,065
   Temporary cash investments           318,721             751,769
   Receivables                          177,943              96,148
   Inventories                           87,233             105,231
   Marketable securities                336,820             355,770
   Prepaid expenses                      66,193              45,212
                                     ----------          ----------
Total current assets                  1,471,237           1,679,195
Property, plant and equipment            20,441              33,607
Other assets                                566                 566
                                     ----------          ----------
Total assets                         $1,492,244          $1,713,368
                                     ==========          ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                  $  193,423          $  162,014
   Taxes payable                             88               5,610
                                     ----------          ----------
Total current liabilities               193,511             167,624
                                     ----------          ----------
Shareholders' equity
   Common stock - par value $.03
    Authorized - 5,000,000 shares
    Issued - 1,418,448 shares            42,554              42,554

   Capital in excess of par value       420,201             420,201
   Retained earnings                  1,518,190           1,753,271
   Currency translation adjustments      20,691              32,621
                                     ----------          ----------
                                      2,001,636           2,248,647

   Less treasury stock at cost:
   460,876 shares in 1998 and 1999      702,903             702,903
                                     ----------          ----------
Total shareholders' equity            1,298,733           1,545,744
                                     ----------          ----------
Total liabilities and shareholders'
  equity                             $1,492,244          $1,713,368
                                     ==========          ==========

                            See accompanying notes.

                     MSI ELECTRONICS INC, AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

             FOR THE YEARS ENDING SEPTEMBER 30, 1999, 1998 AND 1997



                                    1999             1998           1997
                                  --------        --------       ---------
Net sales                         $611,558        $645,275       $ 687,438

Cost of goods sold                 435,504         461,593         532,392
                                  --------        --------       ---------

Gross profit                       176,054         183,682         155,046

Sellling and administrative
  expenses                         480,617         483,571         513,175
                                  --------        --------       ---------

Net losss before investment and
  other income and taxes          (304,563)       (299,899)       (358,129)

Investment and other income         73,225          46,775         101,572
                                  --------        --------       ---------

Net loss before income taxes      (231,338)       (253,114)       (256,557)

Provision for income taxes           3,743          11,814          14,173
                                  --------        --------       ---------

Net loss                         $(235,081)      $(264,928)      $(270,730)
                                  ========        ========       =========
Loss per share                   $    (.25)      $    (.28)      $   (.28)
                                 =========       =========       =========



                             See accompanying notes

                     MSI ELECTRONICS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                        Capital in                        Currency
                                      Common           Treasury          Excess of         Retained      Translation
                                       Stock             Stock           Par Value         Earnings      Adjustments        Total
                                       -----             -----           ---------         --------      -----------        -----
Balance at September 30, 1996        $42,554          $(689,086)          $420,201        $2,288,929        $4,102       $2,066,700

  Purchase of 9,750 shares                               (9,340)                                                             (9,340)

  Net loss for year                                                                         (270,730)                      (270,730)

  Currency translation adjustment                                                                            8,862            8,862
                                    --------           --------           ---------         --------       -------         ---------

Balance at September 30, 1997        $42,554          $(698,426)          $420,201        $2,018,199       $12,964       $1,795,492

  Purchase of 6,626 shares                               (4,477)                                                             (4,477)

  Net loss for year                                                                         (264,928)                      (264,928)

  Currency translation adjustment                                                                           19,657           19,657
                                    --------           --------           ---------         --------       -------         ---------

Balance at September 30, 1998        $42,554          $(702,903)          $420,201        $1,753,271      $ 32,621       $1,545,744

  Net loss for year                                                                         (235,081)                      (235,081)

  Currency translation adjustment                                                                          (11,930)         (11,930)
                                    --------           --------           ---------         --------       -------         ---------

  Balance at September 30, 1999      $42,554         $(702,903)           $420,201        $1,518,190     $  20,691        $1,298,733
                                     =======         =========            ========        ==========     =========        ==========






                             See accompanying notes

                     MSI ELECTRONICS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE YEARS ENDING SEPTEMBER 30, 1999, 1998, AND 1997

                                                      1999           1998           1997
                                                  -----------    -----------    -----------
Net loss                                          $  (235,081)   $  (264,928)   $  (270,730)
Adjustments to reconcile not loss to not cash
  (used) by operating activities:
Depreciation and amortization                          14,219         16,006         11,620
        Unrealized loss (Gain) on marketable           (4,819)        37,241        (16,980)
        (Gain) on sale of marketable securities        (2,007)         5,631          4,337
(Increase) Decrease in current assets
        Receivables                                   (81,795)         7,761         84,317
        Inventories                                    17,998        (45,037)        18,768
        Prepaid expenses                              (22,981)        13,260        (10,119)
Increase (Decrease) In current liabilities
        Accounts payable                               31,409         36,510        (28,114)
        Taxes payable                                  (5,522)       (14,232)         6,257
                                                  -----------    -----------    -----------
                Total adjustments                     (53,498)        56,140         70,086
                                                  -----------    -----------    -----------
Net cash (used) by operating activities              (288,579)      (208,788)      (200,644)
                                                  -----------    -----------    -----------
Investing activities;
         Purchases of property, plant and
                equipment                              (1,053)        (6,622)       (26,754)
         Purchase of marketable securities            (68,393)      (238,161)      (123,350)
         Proceeds from sale of marketable
                securities                             94,169        286,138        136,491
                                                  -----------    -----------    -----------
Not cash provided (used) by Investing
  activities                                           24,723         41,355        (13,613)
                                                  -----------    -----------    -----------
Financing activities:
        Purchase of treasury stock                          0         (4,477)        (9,340)
                                                  -----------    -----------    -----------
Net cash (used) by financing activities                     0         (4,477)        (9,340)
                                                  -----------    -----------    -----------
Effect of exchange rate changes on cash               (11,930)        19,657          8,862
                                                  -----------    -----------    -----------
Net (decrease) in cash and cash equivalents          (275,786)      (152,253)      (214,735)
Cash and cash equivalents at beginning of
        year                                        1,076,834      1,229,087      1,443,822
                                                  -----------    -----------    -----------
Cash and cash equivalents at September 30,        $   801,048    $ 1,076,834    $ 1,229,087
                                                  ===========    ===========    ===========

                             See accompanying notes

                     MSI ELECTRONICS INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1999, 1998 AND 1997

1.   Organization and Summary of Significant Accounting Policies:

(a)  Organization:

     The Company is a Delaware corporation organized on September 29, 1960. The Company sells, electronic instruments designed to measure semiconductor properties, semiconductors, and electronic components.

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

                             See accompanying notes

                     MSI ELECTRONICS INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1999, 1998 AND 1997

1.   Organization and Summary of Significant Accounting Policies (Continued):

(f)  Income Taxes:

     The Company provides for income taxes on pretax accounting income at rates in effect under existing tax law.

     At September 30, 1999, the Company had net operating loss carryforwards of approximately $1,424,000 for Federal income tax reporting purposes, which expire in the years 2008 to 2014. The ultimate realization of the tax benefits from the net operating loss carryforwards is dependent upon future taxable earnings of the Company.

     The foreign subsidiary has recorded provision for income taxes at applicable foreign tax rates.

     The provision for income taxes consisted of.

                                               YEAR ENDED SEPTEMBER 30,
                                               ------------------------

                                      1999               1998              1997
                                     ------            -------           -------
     Federal                        $     0            $     0           $     0
     State and local                  4,496              6,597             7,210
     Foreign                           (753)             5,217             6,963
                                     ------            -------           -------
     Total                           $3,743            $11,814           $14,173
                                     ======            =======           =======

(g)  Temporary Cash Investments:

     The Company has a cash management program which provides for the investment of excess cash balances in short term money market instruments. For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

(h)  Research and Development Costs:

     Research and development expenditures are charged to operations as incurred. During 1999, 1998 and 1997, research and development costs aggregated $157,214, $137,964, and $145,087, respectively.

                     MSI ELECTRONICS INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1999, 1998 AND 1997

1.   Organization and Summary of Significant Accounting Policies (Continued):

(i)  Basic Earnings per Share:

     Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. The Company has only one class of stock and all earnings (losses) are available to common stockholders. For the fiscal years ending September 30, 1999, 1998 and 1997, basic earnings (loss) per share is computed based on weighted average common shares outstanding of 957,572, 959,511, and 966,421, respectively.

(j)  Stock Options:

     In June 1993, the Board of Directors of the Company granted a stock option to a key employee to purchase up to 50,000 shares of the Company's common stock at an exercise price of $1.344 per share. After five years of the date of the grant no options were exercised. As of September 30, 1999 there are no options outstanding.

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

2.   Temporary Cash Investments:

     Temporary cash investments consisted of the following:

                                    September 30,
                               ----------------------
                                 1999          1998
                               --------      --------
Certificates of Deposit        $318,721      $751,769
                               ========      ========

                     MSI ELECTRONICS INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1999, 1998 AND 1997

3.   Receivables:

                                    September 30,
                               ----------------------
                                 1999          1998
                               --------      --------

     Receivables consists of:
     Trade receivables:        $177,943       $96,148
                               ========       =======

4.   Inventories:

     Inventories were taken by physical count and are valued at the lower of cost (first-in, first-out method), or market and consisted of the following:

                                    September 30,
                               ----------------------
                                1999           1998
                              -------        --------
     Finished goods           $84,125        $102,374
     Work in progress               0               0
     Raw materials              3,108           2,857
                              -------        --------

     Total                    $87,233        $105,231
                              =======        ========

5.   Marketable Securities:

     Marketable securities are defined as trading securities under the provision of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Unrealized gains and (losses) were $4,819 and ($37,241) for the years 1999 and 1998 respectively.

                     MSI ELECTRONICS INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1999, 1998 AND 1997

6.   Property, Plant and Equipment:

     Property, plant and equipment are stated at cost. Major categories are as follows:

                                            September 30,
                                      ------------------------
                                        1999            1998
                                      --------        --------
Patents                               $  3,592        $  3,592
Machinery and equipment                 42,538          41,616
Office furniture and equipment         101,312         101,181
Sales equipment                         37,031          37,031
                                      --------        --------
                                       184,473         183,420
Less accumulated depreciation          164,032         149,813
                                      --------        --------
Total                                 $ 20,441        $ 33,607
                                      ========        ========

7.   Retirement Plans:

     For the year ending September 30, 1993, the Company implemented a 401K plan for all eligible employees, in which the Company may elect to match employees' contributions up to a maximum of $500 per employee.

     401K Plan:

     For the years ended September 30, 1999, 1998 and 1997, contributions were $0, $0, and $0 respectively.

8.   Industry Segment Information:

                                                                    Depreciation
                                Operating  Identifiable   Capital       and
                    Net Sales    Income       Assets   Expenditures Amortization
                    ---------   ---------   ---------- ------------ ------------
1999
Semiconductors
  and Electronic
  Components         $390,465   $ (20,268)  $   68,478    $    0       $ 2,938
Instruments           221,093    (284,295)     211,267       922         3,811
General                     0           0    1,402,499       131         7,470
                     --------   ---------   ----------    ------       -------
Total                $611,558   $(304,563)  $1,492,244    $1,053       $14,219
                     ========   =========   ==========    ======       =======

                     MSI ELECTRONICS INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1999, 1998 AND 1997

8.   Industry Segment Information (continued):

                                                                    Depreciation
                                Operating  Identifiable   Capital       and
                    Net Sales    Income       Assets   Expenditures Amortization
                    ---------   ---------   ---------- ------------ ------------
1998
Semiconductors
  and Electronic
  Components         $459,175   $   7,910   $   80,977    $5,336       $ 1,004
Instruments           186,105    (307,799)      31,015     1,092         3,317
General                     0           0    1,601,376       194        11,685
                     --------   ---------   ----------    ------       -------
Total                $645,275   $(299,889)  $1,713,368    $6,622       $16,006
                     ========   =========   ==========    ======       =======
1997
Semiconductors
  and Electronic
  Components         $439,518   $  26,973   $   42,338   $   322       $ 1,690
Instruments           247,920    (385,102)      26,842     1,737         5,857
General                     0           0    1,872,658    24,695         4,073
                     --------   ---------   ----------   -------       -------
Total                $687,438   $(358,129)  $1,941,838   $26,754       $11,620
                     ========   =========   ==========   =======       =======

     Export Sales:

     Sales to foreign customers amounted to $119,904 in fiscal 1999, $30,028 in fiscal 1998, and $91,947 in fiscal 1997.

     Major Customers:

     No customer accounted for more than 10% of net instrument sales or net semiconductor sales in fiscal 1999,1998, 1997.

                     MSI ELECTRONICS INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1999, 1998 AND 1997


     Geographic Information - Sales:

     Years ended September 30,    United States       Foreign        Total
     -------------------------    -------------       -------        -----
               1999                  $101,189        $510,369      $611,558
               1998                  $156,076        $489,199      $645,275
               1997                  $151,712        $535,726      $687,438

9.   Statements of Cash Flows:

     For the years ended September 30,        1999      1998      1997
                                             ------    ------    ------
     The company paid:
          Income taxes                       $6,637    $7,939    $9,339
          Interest                                0         0         0

10.  Contingencies and Commitments:

     Significant concentrations of credit risk:

     The company has cash and temporary cash investments deposits at banks of 18,721 in 1999 and in 1998 $75,406 in excess of what would be covered by the Federal Deposit Insurance Company.

     Lease:

     The Company has various leases for equipment and buildings which are classified as operating leases. Total rent expense for all operating leases for 1999 and 1998 were $37,372, and $42,369, respectively.

     Future minimum lease payments under the noncancelable operating losses with initial or remaining terms for one year or more are as follows:

                         Year ending September 30:

                              2000           $20,004

                      MSI ELECTRONICS INC. AND SUBSIDIARIES

                              FINANCIAL HIGHLIGHTS

        FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998, 1997, 1996 AND 1995


                                         1999            1998             1997            1996            1995
                                         ----            ----             ----            ----            ----

Net sales                             $ 611,558        $645,275         $687,438        $668,613        $749,916

(Loss) before taxes                    (231,336)       (253,114)        (256,557)       (226,395)       (178,538)

Net (loss)                             (235,081)       (264,928)        (270,730)       (249,413)       (201,807)

Net (loss) per share (1)                   (.25)           (.28)            (.28)           (.26)           (.21)

Total assets                          1,492,244       1,713,368        1,941,838       2,234,903       2,548,634

Current assets                        1,471,237       1,679,195        1,698,281       2,206,480       2,516,180

Current liabilities                     193,511         167,624          146,346         168,203         255,017

Shareholders' equity                  1,298,733       1,545,744        1,795,492       2,066,700       2,323,617

Number of shares outstanding(1)         957,572         959,511          966,421         975,568         978,210

Shareholders' equity per share(1)          1.36            1.61             1.86            2.19            2.38


(1) Based upon weighted average number of shares outstanding.