Form 10-K
period 2000-09-30
MSI ELECTRONICS INC
filed 2001-02-01
CIK 354807

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2000

Commission File No. 0-9877

MSI ELECTRONICS, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware                                    11-1969354

(State or other Jurisdiction of             (I.R.S. Employer
Incorporation or Organization)               Identification Number)

3100 47th Avenue, Long Island City, New York 11101

(Address of principal executive offices with Zip Code)

Registrant's telephone number, including area code 718 937-3330


Title of Each Class       Name of each Exchange on which registered

None                      None


Securities Registered Section 12(g) of the Act

Common Stock $.03 Par Value Pursuant to Per Share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been the subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Aggregate market value of Common Stock held by non-affiliates of the Registrant at September 30, 2000 (computed by reference to the last reported average closing bid price for the Common Stock as reported through
NASDAQ: $358,729).

Number of Shares of Common Stock outstanding at September 30, 2000:
952,572 shs.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement to be filed in connection with the Registrant's 2000 Annual Meeting of Shareholders is incorporated by reference into Items 10, 11, 12 and 13 of Part II of this report, to the extent indicated therein.

Part I

Item 1 - Business

    MSI Electronics Inc. (the "Registrant") is a Delaware corporation organized on September 29, 1960 under the name Microwave Instruments Inc. On January 18, 1962 Microwave Instruments Inc. was changed to its present name, MSI Electronics Inc. The business of the Registrant is:

a) to manufacture and sell electronic products to test and measure the properties of semiconductors;
b) to develop and sell products and services in interactive media;
c) to distribute specialized electronic products manufactured by others.

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

Products for Medical Applications

    The Registrant is no longer developing products aimed at consumers for this market.

Sales of Product Lines

    The amount of sales to unaffiliated customers and the profits or losses of the Registrant's product lines for fiscal 2000 are set forth in the Schedule of Industry Segments of Business on Page F-10 appended. Sales were conducted under the supervision of the principal operating officer who monitored the activities of the two subsidiaries, one independent domestic sales representative and four independent foreign sales representatives.

Backlog

    As of November 30, 2000 the Registrant had no backlog of orders.

Research and Development Expenses

    All costs and expenses for research and development are charged to earnings in the year disbursed. The table below sets forth the amount spent by the Registrant during the last two fiscal years on research and development leading to new products.


    Year Ended    Amount Spent    Persons Engaged on
    Sept 30                       Full Time* Basis
    2000          $110,769        2
    1999          $157,214        2
    1998          $137,964        2


* or equivalent inasmuch as there are both part-time and full-time employees so engaged.

Employees

    As of September 30, 2000, the Registrant had three full time and two part time employees. The full time employees perform technical, administrative and marketing functions and the part time employees perform administrative and manufacturing functions. The Registrant has never entered into a collective bargaining agreement with any union, has never had a work stoppage and considers its relations with its employees to be satisfactory. The Registrant believes it is in compliance with all civil rights statutes and with applicable laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.


Item 2. - Properties

    The Registrant had its lease extended for an additional year to expire October 31, 2001 for its occupancy of 1650 sq. ft. premises, 1350 sq. ft. of factory and 300 sq. ft. of office, in a building located at 3100 47th Avenue, Long Island City, New York. The rental is 420,000.00 per annum. The Registrant rents 180 sq. ft. of office space located at 122 East 42nd Street, New York, NY at $1,600.00 per month on a month to month basis and 480 sq. ft. of office space at 89b. London Road in East Grinstead, England at $9,600 per annum.


Item 3 - Legal Proceedings

    There are no legal proceedings or threatened proceedings against the Registrant.


Item 4. - Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of the shareholders during the fourth quarter of the Fiscal Year ended September 30, 2000 through the solicitation of proxies or otherwise.

Part II


Item 5 - Markets for the Registrant's Common Equity and Related
	Stockholder Matters

    (a) The Common Stock of the Company now trades on the OTC Bulletin Board under the symbol MSIEE. On January 20, 1994, the shares of the Registrant were delisted from the NASDAQ SmallCap Market due to the failure to meet the bid price requirement as set forth in the NASDAQ By-Laws.

    (b) The following table sets forth the quarterly high and low bid prices for the Registrant's Common Stock. $.03 par value per share for the year ended September 30, 1999 as reported by NASDAQ. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not necessarily represent actual transactions.


                        Fiscal Year Ended
                          September 30,
                        ----------------------
                        2000        1999
                        ---------   ----------
                        High  Low   High  Low
                        ----------------------
First Quarter           $.75  $.63  $.75  $.65
Second Quarter          2.00   .50   .75   .65
Third Quarter           1.15   .50   .90   .65
Fourth Quarter          ---    ---   .63   .50


    (c) Approximate Number of Holders of Common Stock

    As of September 30, 2000, there were approximately 257 holders of record of the Registrant's Common Stock, $.03 par value per share.

    (d) Dividends

    There are no contractual restrictions on the present or future ability of the Registrant to pay cash dividends. The Registrant has no present intentions to pay cash dividends in the foreseeable future.

Item 6 - Selected Financial Data

    The selected financial data required by this Item 6 are set forth at the pages indicated in Item 14(a)(1) below.


                             For the Years Ended September 30,
                  ---------------------------------------------------------
                  2000        1999        1998        1997        1996
                  ---------------------------------------------------------
Net Sales         $  437,779  $  611,558  $  645,275  $  687,438  $  668,613
Net Loss            (332,711)   (235,081)   (264,928)   (270,730)   (249,413)
Net Loss
  Per Share             (.35)       (.25)       (.28)       (.26)       (.26)
Total
  Assets           $1,011,283 $1,492,244  $1,713,368  $1,941,838  $2,234,903



Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

    The net sales of the Registrant for the fiscal years ended September 30, 2000, 1999, and 1998 were, and $437,739 $611,558, and $645,275 respectively.
The decrease of $173,819 or 28.2% for the fiscal year 2000 over 1999 was due to a decrease in sales of the semiconductor product line and a decrease in the sales of the instrument product line. The decrease of $33,717 or 5.2% for the fiscal year 1999 over 1998 was due to a decrease in sales of the semiconductor product line offset by an increase in the sales of the instrument product line.

    The cost of sales for the years ended September 30, 2000, 1999, and 1998 were $371,717, $435,504, and $461,593 respectively. Costs expressed as a percentage of sales for the respective years were 84.9%, 71.2% and 71.5%. The increase of $63,787 or 14.73% for the fiscal year 2000 over 1999 was due to the decrease in sales and an increase in research and development expenditures. The decrease of $26,089 or 5.65% for the fiscal year 1999 over 1998 was due to a decrease in sales.

    Selling and administrative expenses were $432.732 for the fiscal year ended September 30, 2000, $480,617 for the fiscal 1999 year and $483,571 for the fiscal 1998 period. The decrease of 447,885 or 10.0% for the fiscal year 2000 over 1999 and the decrease of $2,954, or 0.6% for the fiscal year 1999 over 1998 were due to a decrease in sales.

    Investment and other income for the fiscal years ended September 30, 2000 was $43,649, $73,225, for fiscal year 1999 and $46,775 for fiscal year 1998. The decrease of $29,576 for fiscal 2000 over fiscal 1999 was due to a decrease in the value of marketable securities and the decrease in investment income due to a decrease in the availability of investment funds. The increase of $26,450 for fiscal 1999 from fiscal 1998 was due to a net increase in value of marketable securities offset by a decrease in investment income due to a decrease in the availability of investment funds.

    Income tax was $9,650 for the fiscal year ended September 30, 2000, $3,743 for fiscal 1999 and $11,814 for fiscal 1998. The increase in taxes of $5,907 in 2000 from 1999 and the decrease in taxes of $8,071 in 1999 from 1998 were principally due to taxes paid by the Company's foreign subsidiary.

    The net loss for fiscal years ended September 30,2000, 1999 and 1998 were $332,711, $235,081, and $264,928 respectively. The decrease in the loss in fiscal 1999 over 1998 was due primarily to the increase in investment and other income. The increase in the loss in fiscal 2000 over 1999 was due the decrease in the sales and by the decrease in investment and other income.

    For the first quarter fiscal 2000 or the three month period ended December 31, 2000, sales are estimated to decrease by 10% from sales for the comparable period ended December 31, 1999. For the full fiscal year ended September 30, 2001, sales are estimated to increase by 10% as compared to the fiscal year ended September 30,2000.

Liquidity and Capital Resources

    Of its total assets at September 30, 2000 the Registrant had 82.2% or an aggregate of $831,690 cash and cash equivalents including certificates of deposits, money market funds and marketable securities.
The major application of the Registrant's liquid position is to fund the development of hardware and software products for sale to consumer and industrial markets and to finance the sale of the products developed.
It is anticipated that the expenses for product development, testing and marketing will be financed in the foreseeable future from cash and liquid investments on hand but should there be increased demands for cash, the Registrant may seek other sources of financing, including public offerings. If additional financing is required, there can be no assurance that funds will be available on terms acceptable to the Registrant. Should funds not be available, new product development would be delayed which could have an adverse affect on the Registrant. The Registrant does not intend to become an investment company as defined in the Investment Companies Act of 1940.
sales.

Item 8 - Financial Statements and Supplementary Data

    The financial statements as of September 30, 2000 and for previous years are submitted on Pages F-1 thru F-13 in the section appended to this report.

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


Part III

Item 10 - Directors and Executive Officers of the Registrant

    Information regarding directors and executive officers of the Registrant is set forth on Page 2 of the 2000 Proxy Statement which is incorporated herein by reference.


Item 11 - Executive Compensation

    Information regarding executive compensation is set forth on Page 3 of the 2000 Proxy Statement which is incorporated herein by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

    Information regarding security ownership of certain beneficial owners and management is set forth on Page 4 of the 2000 Proxy Statement which is incorporated herein by reference.


Item 13 - Certain Relationships and Related Transactions

    Information regarding certain relationships and related transactions is set forth on Page 3 of the 2000 Proxy Statement which is incorporated herein by reference.


Part IV

Item 14 - Exhibits. Financial Statement Schedules and Reports on Form 8-K

a) 1. Financial Statements                                        Page

    1. Report of Independent Certified Public Accountants         F-1

    2. Consolidated Balance Sheet as of September 30, 2000
       and 1999                                                   F-2

    3. Consolidated Statement of Income for the fiscal years
       ended September 30, 2000, 1999 and 1998                    F-3

    4. Consolidated Statement of Retained Earnings
       at September 30, 2000, 1999 and 1998                       F-4

    5. Consolidated Statement of Changes in Financial Position
       for the fiscal years ended September 30, 2000,
       1999 and 1998                                              F-5

    6. Notes to Consolidated Financial Statements         F-6 to F-12

    7. Financial Highlights for the years ended September 30,
       2000, 1999 and 1998                                       F-13

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

    3b. Certificate of Amendment to Certificate of Incorporation of
        Registrant (filed March 3, 1961)previously filed as Exhibit 4(b) to the Registration Statement is incorporated herein by reference.

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

    10a. Profit Sharing Plan of Registrant adopted October 1, 1973, previously filed as Exhibit 10a to the Registration Statement is incorporated herein by reference.

    10a(1). Restated Profit Sharing Plan of Registrant adopted October 1,
        1982, previously filed as Exhibit 10(a)1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1983 is incorporated herein by reference.

    10b. Deferred Compensation Plan of Registrant adopted December 10,
        1979, previously filed as Exhibit 10 to the Form 10 Registration Statement is incorporated herein by reference.

    10b(1). Amendment to the Deferred Compensation Plan of the Registrant previously filed as Exhibit 10b(1) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1989, is incorporated herein by reference.

    10c. Pension Plan of Registrant dated October 1, 1982, previously filed as Exhibit 10c to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1983, is incorporated herein by reference.

22 Subsidiaries of Registrant herewith

    (b) Reports of Form 8-K

    There were no reports on Form 8-K filed during the last quarter of the fiscal year ended September 30, 2000.

Exhibit 22 Subsidiaries of MSI Electronics Inc.

    The following table sets forth information pertaining to the Registrant's subsidiaries and includes the jurisdiction of incorporation, the percentage of voting securities of such subsidiaries owned by the Registrant and the method of financial reporting.



Name        State or Country        Percentage of           Consolidated
            of Incorporation        Voting Securities       Financial
                                    Owned                   Statements
--------    ----------------        -----------------       ----------------
Elyon       England                 100%                    Yes
Electronics
Ltd.

Xadax Inc.  New York                100%                    Yes


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 29, 2000

                                                MSI ELECTRONICS Inc.

                                                By: /s/ Matthew Lederman
                                                --------------------
                                                Matthew Lederman
                                                Chairman of the Board


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 29, 1999.

    Signature                                  Title
    ---------                                  -----

/s/ Mattthew Lederman                     President and Director
-------------------                       Chief Executive and Chief
Matthew Lederman                          Financial Officer


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

FINANCIAL STATEMENTS

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

CERTAIN EXHIBITS

FINANCIAL STATEMENT SCHEDULES

YEAR ENDING SEPTEMBER 30, 2000

MSI ELECTRONICS INC. AND SUBSIDIARIES

LONG ISLAND CITY, NEW YORK


FORM 10-K - ITEM 14(a)(1) AND (2)

MSI ELECTRONICS INC. AND SUBSIDIARIES

SEPTEMBER 30, 2000

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of MSI Electronics Inc. and Subsidiaries are included in Item 8:

                                                                  Page No.

Consolidated Balance Sheets
  September 30, 2000 and 1999                                     F-2

Consolidated Statements of Income
  For the years ending September 30, 2000, 1999 and 1998          F-3

Consolidated Statements of Shareholders' Equity
  For the years ending September 30, 2000, 1999 and 1998          F-4

Consolidated Statements of Cash Flows
  For the years ending September 30, 2000, 1999 and 1998          F-5

Notes to Consolidated Financial Statements                        F-6



    The following consolidated financial statement schedule, of MSI Electronics Inc. and Subsidiaries are included in Item 14(d):


Financial Highlights
  For the years ending September 30, 2000, 1999, 1998,
    1997 and 1996                                                 F-13

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


MSI ELECTRONICS INC.
Long Island City, New York


To the Board of Directors and Shareholders:

	Independent Auditors' Report


    We have audited the accompanying consolidated balance sheet of MSI ELECTRONICS INC. and its subsidiaries as of September 30, 2000, 1999 and the related consolidated statements of income, shareholders' equity, and cash flows for the three years in the period ending September 30, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MSI ELECTRONICS INC. and its subsidiaries as of September 30, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



						WEISSMAN AND RUDNITSKY, CPA'S

New York, New York
November 29, 2000


MSI ELECTRONICS INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2000 AND 1999



                                         ASSETS

                                    2000        1999
                                    ---------   ---------
Current assets
  Cash                              $ 361,411   $ 482,327
  Temporary cash
   investments                        202,646     318,721
  Receivables                         116,057     177,943
  Inventories                          47,715      87,233
  Marketable securities               267,633     336,820
  Prepaid expenses                     10,564      68,193
                                   ----------  ----------
Total current assets                1,006,026   1,471,237
Property, plant and equipment           4,691      20,441
Other assets                              566         566
                                   ----------  ----------
Total assets                       $1,011,283  $1,492,244
                                   ==========  ==========




               LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities
  Accounts payable                 $  85,096  $  193,423
  Taxes payable                        5,201          88
                                   ---------  ----------
Total current liabilities             90,297     193,511
Shareholders' equity
  Common stock - par value $.03
    Authorized - 5,000,000 shares
    Issued - 1,418,448 shares         42,554      42,554
  Capital in excess
    of par value                     420,201     420,201
  Retained earnings                1,185,479   1,518,190
  Currency translation
    adjustments                      (21,070)     20,691
                                   ----------  ---------
                                   1,627,164   2,001,636
  Less treasury stock at cost:
    465,876 shares in 2000
    and 460,876 in 1999              706,178     702,903
                                   ----------  ---------
Total shareholders' equity           920,986   1,298,733
                                   ----------  ---------
Total liabilities and
  shareholders' equity            $1,011,283  $1,492,244
                                  ==========  ==========


                         See accompanying notes

MSI ELECTRONICS INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDING SEPTEMBER 30, 2000, 1999 AND 1998


                         2000            1999            1998
                         -----------     -----------     -----------
Net sales                $  437,739      $  611,558      $  645,275
Cost of goods sold          371,717         435,504         461,593
                         -----------     -----------     -----------
Gross profit                 66,022         176,054         183,682
Selling and
  administrative
  expenses                  432,732         480,617         483,571
                         -----------     -----------     -----------
Net loss before
  investment and
  other income
  and taxes                (366,710)       (304,563)       (299,889)

Investment and
  other income               43,649          73,225          46,775
                          ----------      ----------      ----------
Net loss before
  income taxes             (323,061)       (231,338)       (253,114)
Provision for
  income taxes                9,650           3,743          11,814
                          ----------      ----------      ----------
Net loss                   (332,711)       (235,081)       (264,928)
                          ==========      ==========      ==========
Loss per share                $(.35)          $(.25)          $(.28)
                          ==========      ==========      ==========



                            See accompanying notes

MSI ELECTRONICS INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                 Common    Treasury   Capital in Retained   Currency     Total
                 Stock     Stock      Excess of  Earnings   Translation
                                      Par Value             Adjustments
                 --------  ---------  ---------- ---------  ------------ -----------
Balance at
  September
  30, 1997       $42,554   $(698,426) $420,201   $2,018,199 $12,964      $1,795,492

  Purchase of
    6,626 shares              (4,477)                                        (4,477)

  Net loss
    for year                                       (264,928)               (264,928)

  Currency
    translation
    adjustment                                               19,657          19,657
                 --------  ---------  ---------- ---------  ------------ -----------
Balance at
  September
  30, 1998       $42,554  $(702,903)  $420,201   $1,753,271 $32,621      $1,545,744

  Net loss
    for year                                       (235,081)               (235,081)

  Currency
    translation
    adjustment                                              (11,930)        (11,930)
                 --------  ---------  ---------- ---------  ------------ -----------
Balance at
    September
    30, 1999     $42,554   $(702,903) $420,201   $1,518,190 $20,691      $1,298,733

  Purchase of
    5000 shares               (3,275)                                        (3,275)

  Net loss
    for year                                       (332,711)               (332,711)

  Currency
    translation
    adjustment                                              (41,761)        (41,761)
                 --------  ---------  ---------- ---------  ------------ -----------
Balance at
  September
  30, 2000       $42,554   $(706,178) $420,201   $1,185,479 $(21,070)      $920,986
                 ========= ========== ========== ========== ============ ===========



                               See accompanying notes

MSI ELECTRONICS INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDING SEPTEMBER 30, 2000, 1999 AND 1998


                             2000            1999            1998
                             -----------     -----------     -----------
Net loss                     $(332,711)      $(235,081)      $(264,928)
                             -----------     -----------     -----------
Adjustments to reconcile net
  loss to net cash (used) by
  operating activities:

Depreciation and
  amortization                  11,237          14,219         16,006

Unrealized loss (gain)
  on marketable
  securities                     1,021          (4,819)        37,241

(Gain)loss on sale
  of marketable
  securities                     5,579          (2,007)         5,631

(Increase) decrease
  in current assets

  Receivables                   61,886         (81,795)        7,761
  Inventories                   39,518          17,998       (45,037)
  Prepaid expenses              57,629         (22,981)       13,260

Increase (decrease)
  in current
  liabilities

  Accounts payable            (108,327)        31,409         35,510
  Taxes payable                  5,113         (5,522)       (14,232)
                              ----------     ----------     ----------
  Total
    adjustments                 73,656        (53,498)        56,140
                              ----------     ----------     ----------
Net cash (used)
  by operating
  activities                  (259,055)      (288,579)      (208,788)
                              ----------     ----------     ----------
Investing activities:

  Purchases of property,
    plant and
    equipment                   (1,580)        (1,053)        (6,622)
  Purchase of marketable
    securities                 (43,825)       (68,393)      (238,161)
  Proceeds from sale
    of marketable
    securities                 112,505         94,169        286,138
                              ----------     ---------      ----------
Net cash provided
  (used) by investing
  activities                    67,100         24,723         41,355
                              ----------     ---------      ----------
Financing activities:
  Purchase
    of treasury
    stock                       (3,275)             0         (4,477)
                              ----------     ---------      ----------
Net cash (used)
  by financing
  activities                    (3,275)             0         (4,477)
                              ----------     ---------      ----------
Effect of exchange
  rate changes
	on cash                  (41,761)       (11,930)        19,657
                              ----------     ---------      ----------
Net(decrease) in
  cash and cash
  equivalents                 (236,991)      (275,786)      (152,253)
Cash and cash
  equivalents at
  beginning of
  year                         801,048      1,076,834      1,229,087
                              ----------   -----------     -----------
Cash and cash
  equivalents at
  September 30,               $564,057      $801,048      $1,076,834
                              ==========    ==========    ============


                         See accompanying notes

MSI ELECTRONICS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2000, 1999 AND 1998


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

SEPTEMBER 30, 2000, 1999 AND 1998


1. Organization and Summary of Significant Accounting
    Policies (Continued):

(f) Income Taxes:

    The Company provides for income taxes on pretax accounting income at rates in effect under existing tax law.

    At September 30, 2000, the Company had net operating loss carryforwards of approximately $1,783,000 for Federal income tax reporting purposes, which expire in the years 2008 to 2015. The ultimate realization of the tax benefits from the net operating loss carryforwards is dependent upon future taxable earnings of the Company.

    The foreign subsidiary has recorded provision for income taxes at applicable foreign tax rates.

    The provision for income taxes consisted of:


				YEARS ENDED SEPTEMBER 30,

Current:

                 2000             1999            1998
                 --------         --------        --------
Federal          $     0          $    0          $     0
State and local    4,260           4,496            6,597
Foreign            5,390	      (753)	          5,217
                 --------         --------        ---------
Total             $9,650          $3,743          $11,814
                 ========         ========        =========


(g) Temporary Cash Investments:

    The Company has a cash management program which provides for the investment of excess cash balances in short term money market instruments. For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

(h) Research and Development Costs:

    Research and development expenditures are charged to operations as incurred. During 2000, 1999 and 1998, research and development costs aggregated $110,769, $157,214, and $137,964, respectively.

MSI ELECTRONICS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2000, 1999 AND 1998


1. Organization and Summary of Significant Accounting
    Policies (Continued):

(i) Basic Earnings per Share:

    Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. The Company has only one class of stock and all earnings (losses) are available to common stockholders. For the fiscal years ending September 30, 2000, 1999 and 1998, basic earnings (loss) per share is computed based on weighted average common shares outstanding of 952,832, 957,572 and 959,511, respectively.

(j) Stock Options:

    In June 1993, the Board of Directors of the Company granted a stock option to a key employee to purchase up to 50,000 shares of the Company's common stock at an exercise price of $1.344 per share. After five years of the date of the grant no options were exercised. As of September 30, 2000 there are no options outstanding.

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

2. Temporary Cash Investments:

    Temporary cash investments consisted of the following:


                                    September 30,

                                2000            1999
                                --------        --------
Certificates of Deposit         $202,646        $318,721
                                ========        ========


MSI ELECTRONICS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2000, 1999 AND 1998


3.Receivables:


                                    September 30,

                                 2000            1999
                                 --------        --------
Receivables consists of:

Trade receivables:               $116,057        $177,943
                                 ========        ========



4. Inventories:

    Inventories were taken by physical count and are valued at the lower of cost (first-in, first-out method), or market and consisted of the following:


                                    September 30,

                                 2000            1999
                                 -------         -------
Finished goods                   $41,150         $84,125
Work in progress                   1,876               0
Raw materials                      4,689           3,108
                                 -------         -------
Total	                           $47,715         $87,233
                                 =======         =======



5. Marketable Securities:

    Marketable securities are defined as trading securities under the provision of Statement of Financial Accounting Standards No. 115,
"Accounting for Certain Investments in Debt and Equity Securities" (SFAS
115). Unrealized gains and (losses) were $(1,021) and $4,819 for the years 2000 and 1999 respectively.

MSI ELECTRONICS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2000, 1999 AND 1998


6. Property, Plant and Equipment:

    Property, plant and equipment are stated at cost. Major categories are as follows:


                                     September 30,

                                 2000            1999
                                 -------         -------
Patents                          $ 3,592         $ 3,592
Machinery and equipment           43,327          42,538
Office furniture
  and equipment                  102,102         101,312
Sales equipment                   17,528          37,031
                                 -------         -------
                                 166,549         184,473
Less accumulated
  depreciation                   161,858         164,032
                                 -------         -------
Total                             $4,691         $20,441
                                 =======         =======


7. Retirement Plans:

    For the year ending September 30, 1993, the Company implemented a 401K plan for all eligible employees, in which the Company may elect to match employees' contributions up to a maximum of $500 per employee.

	401K Plan:

	For the years ended September 30, 2000, 1999 and 1998, contributions were $0, $0, and $0 respectively.

8. Industry Segment Information:


                 Net Sales    Operating    Identi-   Capital   Depreciation
                              Income       fiable    Expendi-  & Amortization
                                           Assets    tures
                -----------   ----------   --------- --------- --------------

2000
----
Semiconductors
  and Electronic
  Components     $322,688     $21,691      $28,960        $0    $1,095

Instruments       115,051    (388,401)      20,192         0     1,074

General                 0           0      962,131     1,580     9,068
                 ---------  ----------  ------------ -------- ---------------
Total            $437,739   $(366,710)  $1,011,283    $1,580   $11,237
                 =========  ==========  ============ ======== ===============


NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2000, 1999 AND 1998

8.	Industry Segment Information (continued):


                 Net Sales    Operating    Identi-   Capital   Depreciation
                              Income       fiable    Expendi-  & Amortization
                                           Assets    tures
                 ---------    ---------    -------   --------  --------------
1999
----
Semiconductors
  and Electronic
  Components     $390,465     $(20,268)    $68,478        $0      $2,938

Instruments       221,093     (284,295)     21,267       922       3,811

General                 0            0   1,402,499       131       7,470
                 --------    ---------- ----------   ---------  --------------
Total            $611,558    $(304,563) $1,492,244    $1,053     $14,219
                 ========    ========== ==========   =========  ==============

1998

Semiconductors
  and Electronic
  Components     $459,170        $7,910     $80,977  $5,336      $1,004

Instruments       186,105      (307,799      31,015   1,092       3,317

General                 0             0   1,601,376     194      11,685
                 ---------    ----------  ---------- --------- ---------------
Total            $645,275     $(299,889)  $1,713,368 $6,622     $16,006
                 =========    ==========  ========== ========= ===============


Export Sales:

    Sales to foreign customers amounted to $47,010 in fiscal 2000, $119,904 in fiscal 1999, and $30,028 in fiscal 1998.

    Major Customers:

    No customer accounted for more than 10% of net instrument sales or net semiconductor sales in fiscal 2000, 1999, 1998.

MSI ELECTRONICS INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2000, 1999 AND 1998

Geographic Information - Sales:


                            Years ended September 30,

                  United States           Foreign           Total
                  --------------          -----------       ----------

2000              $68,041                 $369,698          $437,739

1999              $101,189                $510,369          $611,558

1998              $156,076                $489,199          $645,275



9. Statements of Cash Flows:



                         For the years ended September 30,

                       2000            1999            1998
                       --------        --------        -------
The company paid:

Income taxes           $6,589          $6,637          $7,939
Interest                    0               0               0


10. Contingencies and Commitments:

    Significant concentrations of credit risk:

    The company has cash and temporary cash investments deposits at banks of $2,540 in 2000 and $18,721 in 1999 in excess of what would be covered by the Federal Deposit Insurance Company.

    Lease:

    The Company has various leases for equipment and buildings which are classified as operating leases. Total rent expense for all operating leases for 2000 and 1999 were $45,562, and $37,372, respectively.

    Future minimum lease payments under the noncancelable operating leases with initial or remaining terms for one year or more are as follows:


                    Year ending September 30:

			2000                      $20,556



MSI ELECTRONICS INC. AND SUBSIDIARIES

FINANCIAL HIGHLIGHTS

FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999, 1998, 1997, AND 1996


            2000        1999        1998        1997        1996
            ----------- ----------- ----------- ----------- -----------
Net sales   $ 437,739   $ 611,558   $ 645,275   $ 687,438   $ 668,613
(Loss)before
  taxes      (323,061)   (231,338)   (253,114)  (256,557)   (226,395)
Net(loss)    (332,711)   (235,081)   (264,928)  (270,730)   (249,413)
Net (loss)
per share (1)    (.35)       (.25)       (.28)      (.28)       (.26)
Total
  assets     1,011,283  1,492,244   1,713,368  1,941,838   2,234,903
Current
  assets     1,006,026  1,471,237   1,679,195  1,898,281   2,206,480
Current
  liabil-
  ities         90,297    193,511     167,624    146,346     168,203
Shareholders'
  equity       920,986  1,298,733   1,545,744  1,795,492   2,066,700
Number of
  shares
  out-
  standing (1) 952,832    957,572     959,511    966,421    975,568
Shareholders'
equity per
share (1)          .97       1.36        1.61       1.86       2.19


(1) Based upon weighted average number of shares outstanding.


